Form 10-K
period 2012-12-31
MS STRUCTURED SATURNS SERIES 2004-4
filed 2013-03-27
CIK 1282730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
__________
FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
Yes ___ No  X

All of the common stock of the registrant is held by Morgan Stanley.  As of March 14, 2013, 1,000 shares of common stock, par value $1.00 per share, were outstanding.

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

None

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Not Applicable

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report: None

(b) Reports on Form 8-K:

See Table Below:

SATURNS Trust No.:	Closing Date	Payment Dates	Form 8-K Filing Dates (Not Trust Agreement Filings in connection with Closing Date) For FY 2012
2004-4	3/4/04	February 15 and August 15	February 17, 2012 and August 17, 2012

SATURNS Trust No.:	Closing Date	Event Description	Form 8-K Filing Dates (Not Trust Agreement Filings in connection with Closing Date or filings related to Payment Dates) For FY 2012
2004-4	3/4/04	Not Applicable	None

(c) Exhibits:

Exhibit 23	Consent of Grassi & Co. (See Exhibit 99.1 – contained in final paragraph of accountants’ letter)
Exhibit 31.1	Rule 13a-14(d) Certification
Exhibit 31.2	Trustee Compliance Certification (U.S. Bank National Association)
Exhibit 99.1	Report of Grassi & Co.

(d) Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 27, 2013

MS STRUCTURED ASSET CORP.

(Registrant)

By:               /s/ In-Young Chase
Name:     In-Young Chase
Title:       Vice President