Form 10-K
period 2013-12-31
MS STRUCTURED SATURNS SERIES 2004-4
filed 2014-03-27
CIK 1282730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
__________

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes ___ No X

All of the common stock of the registrant is held by Morgan Stanley. As of March 27, 2014, 1,000 shares of common stock, par value $1.00 per share, were outstanding.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Not Applicable

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report: None

(b) Reports on Form 8-K:

See Table Below:

SATURNS Trust No.:	Closing Date	Payment Dates	Form 8-K Filing Dates (Not Trust Agreement Filings in connection with Closing Date) For FY 2013
2004-4	3/4/04	February 15 and August 15	February 19, 2013 and August 19, 2013

SATURNS Trust No.:	Closing Date	Event Description	Form 8-K Filing Dates (Not Trust Agreement Filings in connection with Closing Date or filings related to Payment Dates) For FY 2013
2004-4	3/4/04	A press release dated May 10, 2013, a press release regarding the receipt of a notice of intended exercise of outstanding warrants on May 28, 2013.	May 13, 2013
2004-4	3/4/04	A distribution report to the holders on Form 8-K regarding a partial call on May 28, 2013.	May 30, 2013

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

Date: March 27, 2014

MS STRUCTURED ASSET CORP.
(Registrant)

By: /s/In-Young Chase

Name: In-Young Chase

Title:	Vice President